Form 10-Q
period 2014-06-30
Flint Hills Resources Houston Chemical, LLC; PetroLogistics LP
filed 2014-08-11
CIK 1577785, 1523733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Commission File Number	001-35529
333-190106

Flint Hills Resources Houston Chemical, LLC
(formerly known as PL Propylene LLC and as successor by merger to PetroLogistics LP)
(Exact name of registrant as specified in its charter)

Delaware	20-8366084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4111 E. 37th St. North Wichita, KS	67220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (316) 828-5000

PetroLogistics LP 600 Travis Street, Suite 3250 Houston, TX 77002	PL Propylene LLC 600 Travis Street, Suite 3250 Houston, TX 77002

(Former names, former addresses and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2014, there were 139,355,037 common units representing limited partner interests in PetroLogistics LP outstanding.  As of the close of business on July 16, 2014, there were no outstanding common units representing limited partner interests of PetroLogistics LP following the merger of PetroLogistics LP into Flint Hills Resources Houston Chemical, LLC.  Flint Hills Resources Houston Chemical, LLC is a privately-owned limited liability company.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Report”) is filed by Flint Hills Resources Houston Chemical, LLC (“FHRHC”), a Delaware limited liability company formerly known as PL Propylene LLC and the successor by merger to PetroLogistics LP.

On July 16, 2014, PetroLogistics LP, a Delaware limited partnership (“PetroLogistics”), completed its merger (the “Merger”) with FHR Propylene, LLC, a Delaware limited liability company (“FHR Propylene”) and subsidiary of Flint Hills Resources, LLC, a Delaware limited liability company (“New Parent”).  PetroLogistics was the surviving entity in the Merger and as a result of the Merger became an indirect subsidiary of New Parent.  In connection with the Merger, Propylene Holdings LLC transferred to an indirect subsidiary of New Parent 100% of the issued and outstanding membership interests of the General Partner (the “GP Equity Transfer”).  Further, as a result of the Merger, PetroLogistics' outstanding common units ceased trading on the New York Stock Exchange.  PetroLogistics filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of its $365.0 million in principal amount of 6.25% Senior Notes due 2020 (the “Notes”).  Under the Indenture governing the Notes, PetroLogistics has a contractual obligation to file reports with the SEC.

Following the Merger and the GP Equity Transfer, New Parent affected an internal restructuring, pursuant to which the following transactions were consummated sequentially on July 16, 2014:

1.	the merger (the “MLP Merger”) of PetroLogistics with and into PL Propylene LLC (“PL Propylene”);

2.	the merger (the “GP Merger”) of PetroLogistics GP LLC (“General Partner”) with and into PL Propylene;

3.	PL Propylene amended its certificate of formation to change its name to Flint Hills Resources Houston Chemical, LLC; and

4.	PetroLogistics Finance Corp., the co-issuer of the Notes, amended its certificate of incorporation to change its name to FHR Houston Chemical Finance Corp.

FHRHC was the surviving entity in the MLP Merger and the GP Merger and assumed all of the obligations of PetroLogistics and the General Partner by operation of law, including SEC reporting obligations.  All future SEC reporting obligations with respect to common units of PetroLogistics or the contractual reporting obligations of PetroLogistics with respect to the Notes will be performed by FHRHC.  Following the MLP Merger and the GP Merger, FHRHC is an indirect subsidiary of New Parent.

This Report covers a period prior to the Merger, GP Equity Transfer, MLP Merger and GP Merger and provides both historical information of PetroLogistics and certain current information with respect to FHRHC.  For periods prior to the Merger, GP Equity Transfer, MLP Merger and GP Merger, references to “we,” ‘us,” “our” or similar terms refer to PetroLogistics LP, unless the context otherwise requires.  For periods after the Merger, GP Equity Transfer, MLP Merger and GP Merger, references to “we,” ‘us,” “our” or similar terms refer to FHRHC, unless the context otherwise requires.  See Note 1 and Note 10 to the notes to consolidated financial statements included elsewhere in this Report for additional information.

PETROLOGISTICS LP
INDEX TO FORM 10-Q
June 30, 2014

- i -

Index
PART I–FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PETROLOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,399	$25,424
Accounts receivable	58,848	75,322
Accounts receivable, related parties	133	109
Inventory	13,259	20,061
Prepaid expenses and other current assets	6,293	2,642
Total current assets	126,932	123,558
Property, plant, and equipment, net	604,918	612,448
Intangible asset, net	21,611	21,901
Deferred financing costs and other assets	10,999	12,038
Total assets	$764,460	$769,945

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$37,305	$34,576
Accounts payable, related parties	179	134
Accrued liabilities	21,095	24,168
Deferred revenue	-	9,960
Total current liabilities	58,579	68,838
Long-term debt	365,000	365,000
Asset retirement obligation	1,427	1,376
Deferred income taxes	1,776	1,680
Total liabilities	426,782	436,894
Commitments and contingencies (Note 9)
Partners’ capital (139,355,037 and 139,212,737 common units issued and outstanding at June 30, 2014 and December 31, 2013)	337,678	333,051
Total liabilities and partners’ capital	$764,460	$769,945

See accompanying notes to consolidated financial statements.

Index
PETROLOGISTICS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$211,916	$159,378	$431,904	$368,088
Cost of sales	144,496	111,081	306,085	225,204
Gross profit	67,420	48,297	125,819	142,884
General and administrative expense	10,622	5,321	15,365	10,758
Gain on derivatives, net	—	(5,438)	—	(1,700)
Operating income	56,798	48,414	110,454	133,826
Interest expense, net	(6,447)	(6,431)	(12,885)	(13,549)
Loss on extinguishment of debt	—	—	—	(20,446)
Net income before income tax expense	50,351	41,983	97,569	99,831
Income tax expense	(1,084)	(576)	(1,635)	(1,347)
Net income	$49,267	$41,407	$95,934	$98,484
Comprehensive income	$49,267	$41,407	$95,934	$98,484
Net income per common unit - basic and diluted	$0.35	$0.29	$0.69	$0.70
Weighted average number of common units outstanding - basic and diluted	139,295,615	139,077,484	139,254,405	139,038,956

See accompanying notes to consolidated financial statements.

Index
PETROLOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$95,934	$98,484
Adjustments to reconcile net income to net cash provided by operations:
Equity-based compensation expense	2,488	2,249
Amortization of deferred financing costs	1,040	1,432
Loss on extinguishment of debt	—	13,498
Depreciation and amortization expense	23,766	20,303
Accretion expense	51	51
Reversal of unrealized loss on derivatives	—	(63,053)
Non-cash gain on insurance reimbursement	—	(1,368)
Deferred income tax expense	96	699
Changes in working capital:
Accounts receivable	16,474	13,741
Accounts receivable, related parties	(24)	(202)
Inventory	6,802	(18,822)
Prepaid expenses and other current assets	(3,651)	31,644
Accounts payable	2,730	(20,657)
Accounts payable, related parties	45	(94)
Accrued liabilities	(3,347)	3,402
Deferred revenue	(9,960)	(2,425)
Net cash provided by operations	132,444	78,882
Investing activities
Capital expenditures and deferred major maintenance costs	(15,674)	(24,923)
Net cash used in investing activities	(15,674)	(24,923)
Financing activities
Deferred financing costs	—	(1,199)
Proceeds from borrowings	45,300	27,255
Repayments on borrowings	(45,300)	(20,450)
Cash distributions, net of contributions	(93,795)	(44,438)
Total cash used in financing activities	(93,795)	(38,832)
Net change in cash	22,975	15,127
Cash at beginning of period	25,424	31,434
Cash at end of period	$48,399	$46,561

Noncash activities:
Increase in non-cash capital expenditures	$274	$—
Insurance proceeds receivable	$—	$1,368
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$—	$4,808

See accompanying notes to consolidated financial statements.

Index
PETROLOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Nature of Operations

As used in this Report, the term “PetroLogistics” refers to PetroLogistics LP.  References to “PL Propylene” refer to PL Propylene LLC, our sole operating subsidiary at June 30, 2014.  References in this Report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management, our sponsors at June 30, 2014.

For periods prior to the Merger, GP Equity Transfer, MLP Merger and GP Merger, references to “we,” ‘us,” “our” or like terms refer to PetroLogistics, unless the context otherwise requires.

For periods after the Merger, GP Equity Transfer, MLP Merger and GP Merger, references to the “Company,” “FHRHC”, “we,” ‘us,” “our” or like terms refer to Flint Hills Resources Houston Chemical, LLC, formerly known as PL Propylene and the successor by merger to PetroLogistics and PetroLogistics GP LLC (the “General Partner”), unless the context otherwise requires.  See Note 10 for additional information.

Organization

PetroLogistics was a Delaware limited partnership that was formed on June 9, 2011, by Propylene Holdings LLC (“Propylene Holdings”) to own PL Propylene, a wholly owned subsidiary of Propylene Holdings.  The General Partner held a non-economic interest in PetroLogistics.

On March 30, 2012, Propylene Holdings contributed PL Propylene to PetroLogistics.  Because this transaction was a transaction between entities under common control, the contributed assets and liabilities of PL Propylene were recorded in the consolidated financial statements at PL Propylene’s historical cost.  Prior to the contribution, PetroLogistics had no operations and nominal assets and liabilities.

Merger Agreement

On May 27, 2014, the Board of Directors of our General Partner unanimously approved an Agreement and Plan of Merger and Membership Interest Transfer Agreement by and among Flint Hills Resources, LLC, a Delaware limited liability company (“New Parent”), FHR Propylene, LLC, a Delaware limited liability company and subsidiary of New Parent (“Merger Sub”), PetroLogistics, our General Partner and Propylene Holdings.  In this Report, we refer to the Agreement and Plan of Merger and Membership Interest Transfer Agreement as the “Merger Agreement” and to the merger of Merger Sub with and into PetroLogistics that is contemplated by the Merger Agreement as the “Merger.”

The Board of Directors of our General Partner unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement (collectively with the Merger, the “Transactions”) on the terms and subject to the conditions set forth in the Merger Agreement, declared the Merger Agreement and the Transactions to be advisable and in the best interest of PetroLogistics, the General Partner and the holders of common units of PetroLogistics (the “Unitholders”), and recommended that the Unitholders approve the Merger Agreement and Transactions.

Under the applicable provisions of our First Amended and Restated Agreement of Limited Partnership, the approval of the Merger Agreement by our Unitholders required the affirmative vote or written consent of the holders of a majority of the outstanding common units.  On May 27, 2014, a majority of the Unitholders delivered to PetroLogistics a written consent approving the Merger Agreement.  Accordingly, the approval of the Merger Agreement was effected on May 27, 2014, and no further action of the Unitholders was required to approve the Merger Agreement.  No dissenters’ or appraisal rights are or were available with respect to the transactions contemplated by the Merger Agreement.  See Note 10 for additional information regarding the Merger and Transactions.

Index
Nature of Operations

We currently own and operate the only U.S. propane dehydrogenation facility (the “facility”) producing polymer grade and chemical grade propylene from propane.  Propylene is used as one of the basic building blocks for petrochemicals in a variety of end uses, including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  In addition to propylene, the facility generates commercial quantities of the following by-products during the production process:  hydrogen, C4 mix stream and C5+ stream.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The interim consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed.  Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to the SEC’s rules and regulations.  However, management believes that the disclosures presented herein are adequate to fairly present the information.  All inter-company transactions and balances have been eliminated upon consolidation.  The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K as filed with the SEC on March 7, 2014.  The critical accounting policies used in applying U.S. GAAP to the financial statements included in this Report are the critical accounting policies of PetroLogistics prior to the Merger.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting periods.  We review our estimates on an ongoing basis using currently available information.  Changes in facts and circumstances may result in revised estimates, and actual results could differ materially from those estimates.  The results of operations of PetroLogistics for any interim period are not necessarily indicative of results for the full year.

Derivative Instruments

Commencing October 2011 and through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock.  The propane swaps were designed to mitigate the risk associated with unfavorable market movements in the price of energy commodities.  Our propane swaps were intended to act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer some of the price risk to counterparties who were able and willing to bear it.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815, Derivatives and Hedging (“ASC Topic 815”), addresses the accounting for derivative contracts.  We entered into our commodity derivative contracts to economically hedge an exposure through a relationship that did not qualify for hedge accounting under ASC Topic 815.  Our derivative contracts were recorded as derivative assets and liabilities, as applicable, at fair value on the consolidated balance sheets, and the associated unrealized gains and losses were recorded as current expense or income in the consolidated statements of comprehensive income.  Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows in the consolidated statements of cash flows. Until settlement occurred, the changes in fair value of the propane swaps resulted in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

Index
Omnibus Agreement

On May 9, 2012, the General Partner, PetroLogistics, Propylene Holdings, PL Propylene and PL Manufacturing LLC (“PL Manufacturing”) entered into an omnibus agreement (the “omnibus agreement”).  Pursuant to the omnibus agreement and a related pledge agreement (the “pledge agreement”), we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (the “PL Manufacturing Members”).

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013.  Under the omnibus agreement and the pledge agreement, any amounts that we were required to pay under the propane swaps were contributed to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While we did not bear any of the costs nor receive any of the benefits of the propane swaps, we remained a party to the propane swaps and were obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required under the terms of the propane swap agreement.  As a result, we continued to record the fair value of the propane swaps on our consolidated balance sheets with the related gains or losses reflected in our consolidated statements of comprehensive income.  To the extent that we made payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members were responsible for making quarterly capital contributions in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter.  During the six months ended June 30, 2013, we recorded a capital contribution of approximately $22.1 million for the reimbursement of the realized losses on the propane swaps that we incurred in the first quarter of 2013.

In connection with the termination of the propane swaps, we paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed to us through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement.  The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty, and we were immediately reimbursed by PL Manufacturing and the PL Manufacturing Members.  We received the final reimbursement for realized losses from PL Manufacturing and the PL Manufacturing Members on August 14, 2013, at which time the omnibus agreement terminated in accordance with its terms.

Equity-Based Compensation

We recognize compensation expense related to unit-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Note 6).  The grant date fair value of the unit-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

Fair Value of Financial Instruments

We consider cash and cash equivalents, accounts receivable, accounts payable, accounts receivable-related parties, accounts payable-related parties, and accrued liabilities to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market.  Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities.  These inputs can be readily observable, market corroborated or generally unobservable inputs.  We make certain assumptions we believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques.  Credit risk of PetroLogistics and its counterparties is incorporated in the valuation of assets and liabilities.  We believe we use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

Index
The following table presents the financial instruments that require fair value disclosure as of June 30, 2014:

	Fair Value
		(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial liabilities
Notes	$—	$397,840	$—	$365,000

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013:

	Fair Value
		(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial liabilities
Notes	$—	$367,401	$—	$365,000

The Notes are deemed to be Level 2 financial instruments because the fair value is based on observable market data.  At June 30, 2014 and December 31, 2013, the fair value of the Notes was determined based on market transactions and external market corroborated data.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the six months ended June 30, 2014.

Segment Reporting

We operated in one segment for the production and sale of propylene and related by-products.  All of our operations were located in Houston, Texas.

Net Income Per Common Unit

Net income per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding.  The two-class method dictates that net income for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement.  Unit-based awards granted under the PetroLogistics Long-Term Incentive Plan (the “Long-Term Incentive Plan”) were eligible for Distribution Equivalent Rights (“DERs”).  To the extent that non-forfeitable DERs are awarded, the underlying nonvested unit-based awards were considered participating securities for purposes of determining net income per unit.  Undistributed income was allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding.  Undistributed losses (including those resulting from distributions in excess of net income) were allocated to common units based on provisions of the partnership agreement.  Undistributed losses were not allocated to nonvested unit-based awards as they did not participate in net losses.  Distributions declared and paid in the period were treated as distributed earnings in the computation of earnings per common unit even though cash distributions were not necessarily derived from current or prior period earnings.

The General Partner did not have an economic interest in PetroLogistics and, therefore, did not participate in PetroLogistics’ net income.

Index
The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended June 30, 2014 (in thousands, except units and per unit data):

	Limited Partner Units
	Total	Common Units	Long-Term Incentive Plan Unit-Based Awards

Net income	$49,267
Less: Distributions to unitholders	51,797	$51,509	$288
Assumed allocation of undistributed net loss	$(2,530)	$(2,530)	$—

Weighted average units outstanding		139,295,615	675,849
Net income per unit:
Distributed earnings		$0.37	$0.43
Undistributed net loss allocation		(0.02)	—
Net income per common unit - basic and diluted		$0.35	$0.43

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the six months ended June 30, 2014 (in thousands, except units and per unit data):

	Limited Partner Units
	Total	Common Units	Long-Term Incentive Plan Unit-Based Awards

Net income	$95,934
Less: Distributions to unitholders	93,795	$93,273	$522
Assumed allocation of undistributed net income	$2,139	$2,127	$12

Weighted average units outstanding		139,254,405	710,929
Net income per unit:
Distributed earnings		$0.67	$0.73
Undistributed net income allocation		0.02	0.02
Net income per common unit - basic and diluted		$0.69	$0.75

Index
The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended June 30, 2013 (in thousands, except units and per unit data):

	Limited Partner Units
	Total	Common Units	Long-Term Incentive Plan Unit-Based Awards

Net income	$41,407
Less: Distributions to unitholders	93,704	$93,135	$569
Assumed allocation of undistributed net loss	$(52,297)	$(52,297)	$—

Weighted average units outstanding		139,077,484	755,077
Net income per unit:
Distributed earnings		$0.67	$0.75
Undistributed net loss allocation		(0.38)	—
Net income per common unit - basic and diluted		$0.29	$0.75

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the six months ended June 30, 2013 (in thousands, except units and per unit data):

	Limited Partner Units
	Total	Common Units	Long-Term Incentive Plan Unit-Based Awards

Net income	$98,484
Less: Distributions to unitholders	132,865	$132,055	$810
Assumed allocation of undistributed net loss	$(34,381)	$(34,381)	$—

Weighted average units outstanding		139,038,956	806,143
Net income per unit:
Distributed earnings		$0.95	$1.00
Undistributed net loss allocation		(0.25)	—
Net income per common unit - basic and diluted		$0.70	$1.00

Index
Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standard Update (or “ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under this amendment, requirements for reporting discontinued operations have changed. Discontinued operations may include disposals of a business, nonprofit activity and component of an entity upon meeting certain other criteria. Disposals representing components of an entity must reflect a strategic shift that has a major effect on the entity's operations and financial results. Previous conditions prohibiting the entity from having significant continuing involvement in the disposal group and requiring the elimination of operations and cash flows from ongoing operations of the entity have been removed. The update is effective on a prospective basis for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods in those years. We are evaluating the provisions of this statement and have not determined what impact the adoption of ASU 2014-08 will have on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We will adopt ASU 2014-09 during the first quarter of fiscal 2017. We are evaluating the provisions of this statement and have not determined what impact the adoption of ASU 2014-09 will have on our financial position or results of operations.

3.  Inventory

Inventory is recorded at the lower of cost or market, with cost determined using the weighted-average method.  Inventory consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Product inventory
Raw materials	$3,055	$8,356
Work in progress	1,577	1,615
Finished product	1,198	3,014
Total product inventory	5,830	12,985
Maintenance spares	7,429	7,076
Total inventory	$13,259	$20,061

Raw materials inventory consists primarily of propane.  Work in progress inventory represents pipeline and plant fill inventory, which were a combination of propane and propylene.  Finished goods inventory includes inventory stored at third party facilities pursuant to our propylene exchange and storage contracts.  At June 30, 2014, the exchange and storage contracts provided for storage capacity of 95 million pounds.  Legal title and custody, control and risk of loss of finished goods inventory remained with us until the finished goods inventory were delivered to the customer pursuant to our propylene sales contracts.

Index
4.  Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011 and through March 2012, we entered into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock.  Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”).  Beginning in January 2012, and at the conclusion of each month thereafter through the May 2013 cancellation date, we performed a calculation to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”).  If the actual percentage exceeded the contractual percentage under the propane swaps, we were owed a sum by the propane swaps counterparty.  If the contractual percentage exceeded the actual percentage under the propane swaps, we owed a sum to the propane swaps counterparty.

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013.  Under the omnibus agreement and the pledge agreement, any amounts that we were required to pay under the propane swaps were contributed to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.  See Note 2 regarding the omnibus agreement.

As of June 30, 2014 and December 31, 2013, we did not have any outstanding commodity forward contracts to hedge our forecasted energy commodity purchases.

Effect of Derivative Contracts on the Consolidated Statements of Comprehensive Income

The following table summarizes the impact of our derivative contracts on our accompanying consolidated statements of comprehensive income (in thousands):

	Net Gain Recognized in Statement of Comprehensive Income
Derivatives Not Designated as Hedging Contracts	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Realized loss on propane swaps	$39,223	$61,353
Unrealized gain on propane swaps	44,661	63,053
Propane swaps	$5,438	$1,700
Total net gain on derivatives	$5,438	$1,700

5.  Debt

2012 Credit Facilities

On March 27, 2012, PL Propylene entered into a $350.0 million term loan facility (the “2012 Term Loan Facility”) and a $120.0 million revolving credit facility with Morgan Stanley Senior Funding, Inc., and the lenders party thereto (the “2012 Revolving Credit Facility” and collectively with the 2012 Term Loan Facility, the “2012 Credit Facilities”).  Borrowings under the 2012 Credit Facilities carried interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the 2012 Term Loan Facility and the 2012 Revolving Credit Facility ranged from 4.75% for loans bearing interest at the alternate base rate to 5.75% for loans bearing interest at LIBOR.  During the first quarter of 2013, the interest rate on the term loan was based on LIBOR, subject to a LIBOR floor of 1.25%, resulting in a rate of 7%.

The 2012 Revolving Credit Facility also included a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under that facility.  In addition, we paid an annual management fee for the 2012 Term Loan Facility and the 2012 Revolving Credit Facility.  We were also required to pay a participation fee equal to the applicable margin for LIBOR loans, and a fronting fee to lenders participating in any letter of credit of 5.75% and 0.125%, respectively.

Index
As required by the 2012 Term Loan Facility, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on the 2012 Term Loan Facility.  The agreement terminated on March 27, 2014.

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly owned finance subsidiary, PetroLogistics Finance Corp. (“Finance Corp.”), co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “Notes”), and we amended and extended the 2012 Revolving Credit Facility (the “2013 Revolving Credit Facility” and together with the Notes, the “2013 Credit Facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto.  We used the net proceeds from the issuance of the Notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under the 2012 Term Loan Facility in the amount of $347.4 million, (2) pay $6.9 million for the call premium and costs associated with the cancellation of the 2012 Term Loan Facility and (3) pay $3.0 million in commitment fees for the 2013 Revolving Credit Facility and approximately $0.4 million in transaction fees.  The proceeds from the Notes, the repayment of the 2012 Term Loan Facility and the transaction fees were net settled with the Agent as presented in the consolidated statement of cash flows for the six months ended June 30, 2013.  In addition, we incurred approximately $1.3 million in third-party transaction costs.  The Notes were issued at the par value of $365 million and are reported as long-term debt in our consolidated balance sheets at June 30, 2014 and December 31, 2013.  We recorded total deferred financing costs of approximately $12.0 million in connection with the issuance of the Notes and the amendment and extension of our 2013 Revolving Credit Facility.  Cash paid for deferred financing costs totaled approximately $1.3 million with the remaining portion of $10.7 million net settled with the Agent through the Note proceeds.  We amortized the deferred financing costs using the effective interest method over the terms of the Notes and 2013 Revolving Credit Facility.

At June 30, 2014, the 2013 Credit Facilities contained certain restrictive financial covenants, including limitations on our ability to incur additional debt and the requirement under the terms of our 2013 Revolving Credit Facility to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the 2013 Revolving Credit Facility exceeds $120 million.

Interest Rate and Fees.  The Notes bear interest at a fixed rate of 6.25% per annum, payable on April 1 and October 1.  Prior to the repayment and termination of the 2013 Revolving Credit Facility in connection with the completion of the Merger, the 2013 Revolving Credit Facility bore interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the 2013 Revolving Credit Facility ranged from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR.  The alternate base rate was defined as the greater of the prime rate in effect or the federal funds effective rate in effect plus ½ of 1.0%.  The 2013 Revolving Credit Facility also contained a facility commitment fee at a rate of 0.50% per annum based on the daily unused amount of the commitment amount of $170 million payable in arrears on the last day of March, June, September and December of each year.

Amortization and Final Maturity.  The Notes have a maturity date of April 1, 2020.  Prior to April 1, 2016, we may redeem all or part of the senior notes at a redemption price equal to the sum of 100% of the principal amount of the Notes, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.  We may also redeem some or all of the Notes on or after April 1, 2016, at the redemption prices (expressed as percentages of principal) set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.

Year	Percentage
2016	103.125
2017	101.563
2018 and thereafter	100.000

At June 30, 2014 and December 31, 2013, there were no amounts outstanding under the 2013 Revolving Credit Facility.  The 2013 Revolving Credit Facility was repaid in full and terminated in connection with the Merger.  See Note 10 for additional information.

Index
Guarantees.  The Notes rank equally in right of payment with all of our existing and future senior indebtedness.  Prior to the merger of PetroLogistics into PL Propylene, the Notes were guaranteed on a senior unsecured basis by PetroLogistics’ wholly owned subsidiary PL Propylene.  The full and unconditional guarantee ranked equally with all of the existing and future senior indebtedness of PL Propylene.  At June 30, 2014, PL Propylene and PetroLogistics Finance Corp. were our only subsidiaries.  At June 30, 2014, PetroLogistics had no independent assets or operations and there were no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan.  Finance Corp. has no material assets and does not conduct any operations.  None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.  Prior to the merger of PetroLogistics into PL Propylene, (1) the Notes were effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and (2) the Notes were structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the Notes.  See Note 10 for additional information.

Loss on Extinguishment of Debt

When we entered into the 2013 Credit Facilities, we recognized a loss on extinguishment of debt of approximately $20.4 million in our consolidated statements of comprehensive income for the six-month period ended June 30, 2013.  This loss on extinguishment resulted from the write off of approximately $7.7 million of unamortized deferred financing costs associated with the 2012 Credit Facilities.  We also wrote off the unamortized original issue discount associated with the 2012 Credit Facilities in the amount of approximately $5.8 million.  In addition, we paid a call premium of approximately $6.9 million for the prepayment of the 2012 Term Loan Facility.

Interest expense, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense incurred on borrowings	$(5,713)	$(5,705)	$(11,430)	$(11,784)
Amortization of discount	—	—	—	(315)
Loan commitment fees	(214)	(220)	(426)	(374)
Amortization of deferred financing costs	(524)	(523)	(1,039)	(1,117)
Interest income	4	17	10	41
Interest expense, net	$(6,447)	$(6,431)	$(12,885)	$(13,549)

6.  Long-Term Incentive Plan

2012 Long-Term Incentive Plan

Our General Partner adopted the Long-Term Incentive Plan in May 2012.  The Long-Term Incentive Plan was intended to promote our interests by providing incentive compensation, based on our common units, to employees, consultants and directors and to encourage superior performance.  The Long-Term Incentive Plan provided for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 5,882,352 common units.  See Note 10 for additional information.

Unit-based Awards

A unit-based award under the Long-Term Incentive Plan was a phantom unit whose terms and conditions were set by the Long-Term Incentive Plan administrative committee and that generally vested over a period of time and during that time is subject to forfeiture.  Our unit-based awards to employees generally vested over a three-year period either annually from the date of grant or upon the third anniversary of the grant date, provided the recipient had continuously provided services to us, our General Partner, or any other of our affiliates.  Unit awards to members of our General Partner’s board of directors vested upon the first anniversary of the date of grant.

Index
Certain unit-based awards were eligible for DERs.  Absent any restrictions on the DERs in an award agreement, we paid DERs to the holder of the award without restriction at approximately the same time as we paid quarterly cash distributions to our common unitholders.

During the three and six months ended June 30, 2014, we recognized total equity-based compensation expense of approximately $1.2 million and $2.5 million, respectively, related to the unit-based awards ($0.5 million and $1.1 million as cost of sales and $0.7 million and $1.4 million as general and administrative expense for the three and six month periods, respectively).

During the three and six months ended June 30, 2013, we recognized total equity-based compensation expense of approximately $1.2 million and $2.2 million, respectively, related to the unit-based awards ($0.5 million and $1.0 million as cost of sales and $0.7 million and $1.2 million as general and administrative expense).

The following table presents activity related to our Long-Term Incentive Plan awards, including those granted to employees during the six months ended June 30, 2014:

	Unit-Based Awards	Weighted average grant date fair value
Awards outstanding December 31, 2013	543,774	$15.14
Awards granted	212,372	12.00
Awards vested	(172,702)	16.60
Awards forfeited	(4,091)	13.65
Awards outstanding June 30, 2014	579,353	$13.55

At June 30, 2014, none of the outstanding unit-based awards were vested.  The aggregate intrinsic value of outstanding unit-based awards at June 30, 2014, was approximately $8.3 million.  Also at June 30, 2014, total compensation cost related to nonvested employee unit-based awards that had not yet been recognized totaled approximately $6.3 million.  The weighted-average period over which this amount will be recognized is approximately 2.2 years.

Upon the closing of the Merger, the outstanding unit-based awards became immediately vested.  The New Parent paid holders of the unit-based awards $14.00 per unit, or approximately $8.1 million, in exchange for the rights to the units underlying the unit-based awards.  In addition, holders received a one-time cash payment as a DER of $0.40 per common unit for a total of approximately $0.2 million.  Upon closing of the Merger, the unit-based awards were cancelled.

The following table presents activity related to our Long-Term Incentive Plan awards granted to employees during the six months ended June 30, 2013:

	Unit-Based Awards	Weighted average grant date fair value
Awards outstanding December 31, 2012	845,736	$15.19
Awards granted	—	—
Awards vested	(181,344)	16.60
Awards forfeited	(10,416)	16.60
Awards outstanding June 30, 2013	653,976	$14.78

These service-based awards provided for vesting ratably over three years.  At June 30, 2013, none of the outstanding unit-based awards were vested.

Index
The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s Board of Directors during the six months ended June 30, 2014:

	Unit-Based Awards	Weighted average grant date fair value
Awards outstanding December 31, 2013	23,289	$12.88
Awards granted	22,884	13.05
Awards vested	(23,289)	12.88
Awards forfeited	—	—
Awards outstanding June 30, 2014	22,884	$13.05

Generally, these awards were to vest on the first anniversary of the grant date.  At June 30, 2014, none of the outstanding awards were vested.  Upon the closing of the Merger, the outstanding awards immediately vested.  In connection with the Merger, the New Parent paid holders of the awards $14.00 per unit, or approximately $0.3 million, in exchange for the rights to the units underlying the awards.  In addition, holders received a one-time cash payment as a DER of $0.40 per common unit.  Upon closing of the Merger, the awards were cancelled.

The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s Board of Directors during the six months ended June 30, 2013:

	Unit-Based Awards	Weighted average grant date fair value
Awards outstanding December 31, 2012	16,182	$12.36
Awards granted	15,638	12.79
Awards vested	(8,091)	12.36
Awards forfeited	—	—
Awards outstanding June 30, 2013	23,729	$12.64

7.  Related Party and Affiliate Transactions

Services Agreement with our General Partner

At June 30, 2014, our General Partner provided certain operational, managerial and general administrative services to us.  All employees of PL Propylene were employees of our General Partner.  We reimbursed the General Partner for all direct and indirect expenses the General Partner incurred or payments the General Partner made on our behalf including, without limitation, salary, bonus, incentive cash compensation and employee benefits.  During the three months ended June 30, 2014 and 2013, we incurred fees of $5.8 million and $5.5 million, respectively, under the services agreement with our General Partner.  During the six months ended June 30, 2014 and 2013, we incurred fees of $14.2 million and $12.7 million, respectively, under the services agreement.  The amounts we paid the General Partner for these services are reported in the consolidated statements of comprehensive income in the line item to which the expense relates.  In connection with the GP Merger, this service agreement was terminated.

We utilized the services of a company owned by Lindsay Goldberg for facilities maintenance activities.  During the six months ended June 30, 2014 and 2013, we paid approximately $1.1 million and $0.8 million, respectively, for these services which are reported in cost of sales.  For the three months ended June 30, 2014 and 2013, we paid approximately $0.5 million and $0.4 million, respectively, for these services.

Index
8.  Concentration of Risk

Credit Risk Due to Industry and Customer Concentrations

All of our revenues are derived from companies in the petrochemical industry, and our principal market is the Texas Gulf Coast region.  This concentration could affect our overall exposure to credit risk since these customers may be affected by similar economic or other conditions.  Generally, we do not require collateral for our accounts receivable; however, we attempt to negotiate prepayment agreements with customers that are deemed to be credit risks in order to minimize our potential exposure to any defaults.

The following table presents the concentration of total sales to our largest customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dow Chemical Company (Dow)	50%	43%	46%	42%
Total Petrochemicals USA, Inc. (Total)	23%	20%	23%	21%
INEOS Olefins and Polymers USA (INEOS)	17%	18%	19%	19%
Others (less than 10% individually)	10%	19%	12%	18%
Total sales	100%	100%	100%	100%

At June 30, 2014, we had market-based sales contracts with our propylene customers to provide minimum and maximum annual quantities.  See Note 9.  These maximum quantities comprise the substantial majority of our facility’s anticipated annual production of propylene.  This concentration in the volume of business transacted with a limited number of customers subjects us to substantial risks.  The loss of any of the above-named customers without replacement on comparable terms could adversely affect our business, results of operations and financial condition.  If we were to lose one or more of our current customers, we would seek to engage in sales transactions with other petrochemical companies on either a long-term contract basis or in the spot market, although there is no assurance we would be able to do so.

Feedstock Supplier Concentration Risk

At June 30, 2014, we had long-term market-based contracts for the purchase of propane, our sole feedstock, as well as nitrogen and natural gas.  There is only one supplier in each of these contracts.  Interruptions in or limitations on volumes provided under these contracts subject us to the risk that we would be unable to meet our production requirements if we were unable to locate and procure replacement volumes from alternate sources.

Index
9.  Commitments and Contingencies

At June 30, 2014, we were obligated under long-term market-based propylene sales agreements to supply our customers with minimum quantities of propylene annually.

The following table illustrates certain information regarding our propylene contracts (in millions of pounds):

Company	Max	Min	Ends December 31
Contracts:
Dow	690	510	2018
Total	300	240	2017
INEOS	288	228	2016
LyondellBasell Industries N.V.	60	60	2014
BASF Corporation	60	48	2016
Total	1,398	1,086

Legal Matters

We are routinely involved in various legal matters arising from the normal course of business for which no provision has been made in the financial statements.  The outcome of these proceedings cannot be predicted with certainty.  However, except for the matters described below, we believe that these proceedings, when resolved, will not have a material adverse effect on our results of operations financial position or liquidity.

On June 2, 2014, a putative class action complaint by unitholders of PetroLogistics, captioned Klemesrud v. PetroLogistics LP, et al., C.A. No. 9723-VCP, which we refer to as the "Klemesrud Action," was filed in the Court of Chancery of the State of Delaware.  Between June 4 and June 25, 2014, two additional putative class action complaints by unitholders of PetroLogistics, captioned Swanson v. PetroLogistics LP, et al., C.A. No. 9737-VCP, which we refer to as the "Swanson Action," and Henry v. PetroLogistics LP, et al., C.A. No. 9759-VCP, which we refer to as the "Henry Action," were filed in the Delaware Court, and three additional putative class action complaints by unitholders of PetroLogistics, captioned Basaraba v. PetroLogistics LP, et al., No. 4:14-cv-1558, which we refer to as the "Basaraba Action," Wolfson v. PetroLogistics LP, et al., No. 4:14-cv-1723, which we refer to as the "Wolfson Action," and Maggi v. Petrologistics, LP, et al., No. 4:14-cv-1786, which we refer to as the “Maggi Action,” were filed in the United States District Court for the Southern District of Texas, Houston Division.  Each of the complaints names PetroLogistics and the General Partner, the members of the board of directors of the General Partner, Propylene Holdings LLC, New Parent and Merger Sub as defendants, and the complaints in the Klemesrud Action and the Henry Action also name Koch Industries, Inc. or Koch Industries, LLC as defendants.  In each of the complaints, the plaintiffs generally allege that the members of the board of directors of the General Partner breached their duties to the unitholders of PetroLogistics by entering into the Merger Agreement and further allege that the other defendants aided and abetted the alleged breaches of duty by the members of the board of directors of the General Partner.  The Henry Action also alleges that the defendants breached the terms of our partnership agreement, and the Wolfson Action and the Maggi Action allege that the defendants violated Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934 by issuing an information statement that omits and/or misrepresents material information concerning the Merger.  In each of the complaints, the plaintiffs seek, among other things, to enjoin the Merger and/or money damages.

No plaintiff in any of the actions sought injunctive relief before the merger closed.  The Company intends to vigorously defend these lawsuits.

Index
10.  Subsequent Events

Merger of PetroLogistics LP with a subsidiary of Flint Hills Resources, LLC

On July 16, 2014, PetroLogistics completed the Merger with FHR Propylene.  PetroLogistics was the surviving entity in the Merger and as a result of the Merger became an indirect subsidiary of New Parent.  In connection with the Merger, Propylene Holdings also transferred to an indirect subsidiary of New Parent 100% of the issued and outstanding membership interests of the General Partner (the “GP Equity Transfer”).

Upon the closing of Merger and GP Equity Transfer, by virtue of the Merger and without any action on the part of PetroLogistics or the General Partner, (a) each common unit issued and outstanding and owned by holders, other than the Sponsors and the Founding Unitholders (each as defined below) (such holders, the “Public Unitholders”) was cancelled and converted automatically into the right to receive an amount in cash equal to $14.00, without interest and subject to any required withholding taxes (the “Public Merger Consideration”), and (b) each common unit issued and outstanding and beneficially owned by (1) our Sponsors and (2) David Lumpkins, Nathan Ticatch and a related family partnership and family trust (collectively, the “Founding Unitholders”) was cancelled and converted automatically into the right to receive an amount in cash equal to $12.00, without interest and subject to any required withholding taxes, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement.  No additional consideration was delivered in exchange for the GP Equity Transfer.

As a result of the Merger, PetroLogistics outstanding common units ceased trading on the New York Stock Exchange.  Further, PetroLogistics terminated the registration of its Notes.  Under the Indenture governing the Notes, PetroLogistics has a contractual obligation to file reports with the SEC.

In addition, a one-time cash distribution of $0.40 per common unit, payable to the Unitholders of record on the day preceding the closing date of the Merger, was declared and made in accordance with the provisions of the Merger Agreement (the “Merger Related Distribution”).

In addition, in connection with the Merger, each phantom unit granted pursuant to the Long Term Incentive Plan (collectively, the “Phantom Units”) (a) was cancelled and converted into the right to receive from New Parent (through General Partner) an amount of cash equal to the Public Merger Consideration plus the Merger Related Distribution for each Phantom Unit (the “Phantom Unit Consideration”), (b) is no longer outstanding, and (c) ceased to exist.  Following the Merger, New Parent caused the General Partner to pay the Phantom Unit Consideration to each holder of Phantom Units, upon the terms and subject to the conditions set forth in the Merger Agreement, in full satisfaction of all rights pertaining to the Phantom Units formerly outstanding.  See Note 6 for additional information.

Reorganization Following the Merger

Following the Merger, New Parent affected an internal restructuring, pursuant to which the following transactions were consummated sequentially on July 16, 2014:

1.	the MLP Merger consisting of the merger of PetroLogistics with and into PL Propylene;

2.	the GP Merger consisting of the merger of the General Partner with and into PL Propylene;

3.	PL Propylene amended its certificate of formation to change its name to Flint Hills Resources Houston Chemical, LLC; and

4.	Finance Corp., the co-issuer of the Notes, amended its certificate of incorporation to change its name to FHR Houston Chemical Finance Corp.

Index
FHRHC was the surviving entity in the MLP Merger and the GP Merger and assumed all of the obligations of PetroLogistics and General Partner by operation of law, including SEC reporting obligations.  All future SEC reporting obligations with respect to common units of PetroLogistics or the contractual reporting obligations of PetroLogistics with respect to the Notes will be performed by FHRHC.  Following the MLP Merger and the GP Merger, FHRHC is an indirect subsidiary of New Parent.

In connection with the GP Merger, our services agreement with the General Partner was cancelled.  See Note 7 for additional information.

Agreements Assumed Following the Merger

As a result of the Merger, PetroLogistics assumed certain agreements of FHR Propylene.  As a result of the MLP Merger, FHRHC assumed these agreements from PetroLogistics.

Termination of the 2013 Revolving Credit Facility and Assumption of the New Credit Facility.  In connection with the Merger, FHR Propylene entered into a $290.0 million unsecured revolving credit facility as the borrower with the lenders party thereto and FHR Liquidity Holdings I, LLC (“FHR Liquidity”), as administrative agent (the “New Credit Facility”).  In connection with the Merger, PetroLogistics (as successor by merger to FHR Propylene) assumed the rights and obligations of FHR Propylene under the New Credit Facility.  In connection with the MLP Merger, FHRHC (as successor by merger to PetroLogistics) assumed the rights and obligations of PetroLogistics under the New Credit Facility.  The New Credit Facility matures on July 1, 2020.  The lender under the New Credit Facility is an affiliate of New Parent.  The New Credit Facility is pari passu in right of payment with the Notes.

The New Credit Facility accrues interest, at the election of the borrower, at an alternative base rate or based on LIBOR, in each case, plus an applicable margin.  In addition, the New Credit Facility also requires FHRHC to pay an unused commitment fee.  The New Credit Facility contains customary affirmative and negative covenants and events of default for financings of this type by investment grade borrowers.

Upon completion of the Merger, PetroLogistics caused PL Propylene to terminate the 2013 Revolving Credit Facility.  With proceeds of loans borrowed by PetroLogistics under the New Credit Facility, all indebtedness, liabilities and obligations (other than contingent reimbursement and indemnification obligations for which a claim had not been made as of the termination date) were paid in full, and all commitments of the lenders to extend credit under the 2013 Revolving Credit Facility were terminated in full.  No prepayment or early termination penalties or premiums were incurred as a result of the termination of the 2013 Revolving Credit Facility.

Demand Note.  In connection with the Merger, FHR Propylene received a contribution in the form of a $500.0 million demand note receivable with New Parent (the “Demand Note”), which is payable by New Parent.  In connection with the Merger, PetroLogistics (as successor by merger to FHR Propylene) assumed the rights of FHR Propylene under the Demand Note.  In connection with the MLP Merger, FHRHC (as successor by merger to PetroLogistics) assumed the rights of PetroLogistics under the Demand Note.  FHRHC may call for repayment as needed to pay amounts due to holders of the Notes issued under the Indenture governing the Notes.  The New Parent must prepay the Demand Note in each of the following circumstances:

1.	the Demand Note must be prepaid in an aggregate amount equal to any principal or interest payment that FHRHC fails to make on the Notes in accordance with the Indenture if such payment has not been made on the 20th day after FHRHC receives written notice under the Demand Note of such failure from the Trustee (any prepayment required as described in this clause (1) is referred to as a “Default Mandatory Prepayment”);

2.	the Demand Note must be prepaid in full if a major casualty loss occurs and the New Parent elects not to repair or rebuild FHRHC’s facility; and

3.	the Demand Note must be prepaid in the amount of any payment due on the Notes (whether principal, interest, make-whole premium or otherwise) if FHRHC requests such payment.

Index
FHRHC must cause the proceeds of any such prepayment to be applied to the payment of the Notes (the “Note Application Requirement”).  The Trustee is a third party beneficiary of the Default Mandatory Prepayment and Note Application Requirement provisions of the Demand Note, entitled to enforce such provisions if FHRHC and New Parent do not comply with the terms of such provisions.

Master Sales Agreement.  In connection with the Merger, FHR Propylene entered into a master sales agreement (the “Master Sales Agreement”) with Flint Hills Resources, LP, an affiliate of New Parent (“FHRLP”).  In connection with the Merger, PetroLogistics (as successor by merger to FHR Propylene) assumed the rights and obligations of FHR Propylene under the Master Sales Agreement.  In connection with the MLP Merger, FHRHC (as successor by merger to PetroLogistics) assumed the rights and obligations of PetroLogistics under the Master Sales Agreement.  The Master Sales Agreement effectively obligates FHRLP (1) to supply up to 75% of feedstock requirements of FHRHC or pay FHRHC for its lost production margin and (2) to purchase or pay for 100% of the propylene production of FHRHC, priced at the higher of (a) propylene market price less $0.038 per pound or (b) the propane market price plus $0.15 per pound.

Termination of Indenture Covenants Governing the Notes

Following the Merger, the ratings of the Notes were upgraded by Standard & Poor’s Ratings Services from B to AA- and by Moody’s Investors Service from B2 to A3.  As permitted under the terms of the Indenture governing the Notes, FHRHC delivered an officers’ certificate to the trustee under the Indenture terminating substantially all of the covenants under the Indenture, except for the SEC reporting covenant.  See Note 5 for additional information.

Index
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “PetroLogistics” for periods after the closing of our initial public offering (the “IPO”) on May 9, 2012, refer to PetroLogistics LP.  References in this Report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management (“York Capital”).  References to FHRHC refer to Flint Hills Resources Houston Chemical, LLC.  For periods prior to the Merger, GP Equity Transfer, MLP Merger and GP Merger, references to “we,” “us,” “our” or like terms refer to PetroLogistics LP, unless the context otherwise requires.  For periods after the Merger, GP Equity Transfer, MLP Merger and GP Merger, references to the “Company,” “FHRHC,” “we,” “us,” “our” or like terms refer to Flint Hills Resources Houston Chemical, LLC, unless the context otherwise requires.

You should read the following discussion of the financial condition and results of operations for PetroLogistics in conjunction with (a) our accompanying interim consolidated financial statements and related notes (included elsewhere in this Report); (b) our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”); and (c) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our cash distributions, our expected capital expenditures and the impact of such expenditures on our performance.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements including, but not limited to, the factors discussed under the caption “Factors Affecting the Comparability of Future Results” and those set forth under Part I, Item 1A, under the heading “Risk Factors” in our 2013 Form 10-K.

You should not place undue reliance on our forward-looking statements.  Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements made herein are made only as of the date of this Report.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

Merger and Subsequent Events

On July 16, 2014, PetroLogistics completed the Merger pursuant to which it became a subsidiary of New Parent.  For additional information on the Merger and certain events following the Merger, see the Explanatory Note at the beginning of this Report and Note 10 to the notes to consolidated financial statements included elsewhere in this Report.

Index
Overview

We currently own and operate the only U.S. propane dehydrogenation facility (or “our facility”) producing propylene from propane.  Propylene is one of the basic building blocks for petrochemicals that is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  We are located in the vicinity of the Houston Ship Channel.  We also have access to a global fractionation and storage hub for propane located in Mt. Belvieu, Texas.  Our location provides us with access and connectivity to both customers and feedstock suppliers.

As of June 30, 2014, we had multi-year contracts for the sale of our propylene with The Dow Chemical Company (“Dow”), Total Petrochemicals & Refining USA, Inc. (“Total”), BASF Corporation (“BASF’) and INEOS Olefins and Polymers USA (“INEOS”) that expire between 2016 and 2018 and a contract with LyondellBasell Industries N.V. (“LyondellBasell”) that ends in December 2014.  These customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 75% of our current facility capacity and the maximum reflecting approximately 96% of our current facility capacity.  Each of these customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we make additional propylene sales on a spot basis.  Also, if necessary, we may purchase propylene in order to meet short-term customer obligations.

Propylene comprised approximately 97% of our sales during both the three and six months ended June 30, 2014.  Propylene also comprised 98% of our sales during both the three and six months ended June 30, 2013.  In addition to propylene, we produce commercial quantities of hydrogen, C4 mix stream and C5+ stream.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•	We will periodically experience planned and unplanned downtime. Safe and reliable operations at our facility are critical to our performance and financial results. As such, we plan for periodic periods of major maintenance, during which the most significant activity is the replacement of the reactor catalyst which is required approximately every three years based on estimated catalyst life. Our first triennial turnaround commenced on September 28, 2013, and lasted 32 days and had a total cost of $47.4 million which included capitalized and deferred major maintenance costs and repairs and maintenance expense. The scope of the work completed during the 2013 turnaround included additional work within the reactors and the completion of other projects that were designed to improve our reliability. The catalyst change-out projects may last more or less than 32 days depending on the scope of the actual work performed during the turnaround. We anticipate future catalyst change-out projects to be similar as to time and cost, although the cost and duration of other work performed during that time may vary. Also, we may undertake additional major maintenance and/or expansion projects. If we elect to undertake such projects, these projects will require additional time and expense.

Our results of operations for the years in which we complete our triennial maintenance project, or turnaround, will be affected by the costs associated with the turnaround.  Extraordinary maintenance activities performed during the turnaround which do not qualify for deferral are expensed, affecting our net income, and we will continue to incur production overhead costs during a turnaround, which also affects net income.  Our sales might be affected by the lack of production during the turnaround, and we may purchase propylene inventory in order to supply customers during the turnaround, which may further increase our costs of sales.  The additional capital costs and deferred maintenance costs incurred during a turnaround and expenses associated with extraordinary maintenance activities will affect our cash flows.

Index
•	Our historical results of operations reflect losses on commodity derivative contracts that may not be indicative of future results of operations. Commencing October 2011 through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. While we did not ultimately bear the cost of the propane swaps as a result of an omnibus agreement (the “omnibus agreement”) among our General Partner, PetroLogistics, Propylene Holdings, PL Propylene, and PL Manufacturing, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required, under the terms of the propane swaps. As a result, we recorded the fair value of the propane swaps on our consolidated balance sheets with the related charge reflected in our consolidated statements of comprehensive income. Volatility in the propane and crude oil commodity markets significantly affected the fair value of our commodity derivative contracts which significantly affected the gains or losses on commodity derivative contracts recognized in our consolidated statements of comprehensive income. With the termination of the propane swaps, we will no longer incur such gains or losses.

•	As the result of the Merger, our common units are no longer listed or traded on the New York Stock Exchange and our Sponsors are no longer our controlling Unitholders. Following the Merger, we are a subsidiary of Flint Hills Resources, LLC. Further, in connection with the Merger, the board of directors of our General Partner and each of our officers, including our co-chief executive officers, our chief financial officer and our general counsel, resigned. As a result, following the Merger we have a new owner and new senior management. We expect our new management will evaluate our business and operations and may make changes in how we operate. At the present time, we cannot anticipate what changes may occur or the potential impact of these changes on our operations or results of operations.

Factors Affecting Results

We believe key factors that impact our operating results are (1) the propane-to-propylene spread, (2) our facility’s capacity utilization and (3) customer sales.

Propane-to-Propylene Spread.  The price spread between propane, our sole feedstock, and propylene, our primary product, largely determines our gross margin and is the key driver of our profitability.

Propylene sales constitute substantially all of our sales.  Propylene is a commodity, and its price can be cyclical and highly volatile.  The price of propylene depends on a number of factors, including general economic conditions, cyclical trends in end-user markets and supply and demand imbalances.  At June 30, 2014, the customers under our propylene sales contracts (Dow, Total, BASF, INEOS and LyondellBasell) each paid market-based prices for propylene.  A significant decrease in propylene prices would have a material adverse effect on revenue generated from these customers.  In addition, a decrease in the price of propylene would result in decreased revenue from any sales of propylene on the spot market.  Assuming annual sales of 1.3 billion pounds, a one cent increase (decrease) in the propane-to-propylene spread results in an annual increase (decrease) of $13 million in gross margin and approximately $0.09 per unit in distributable cash flow on an annual basis.

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales.  At June 30, 2014, Enterprise Products Operating LLC (together with its affiliates, “Enterprise”) supplied 100% of our required propane feedstock volume under a multi-year contract at market-based prices, which prices are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control.  See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk.”

Index
Capacity Utilization.  Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually.  However, based on plant optimization and operating improvements, our facility currently has an annual production capacity of approximately 1.4 billion pounds.  Actual annual production will vary based on a number of factors, including the amount of downtime for planned and unplanned maintenance on the facility and the overall efficiency of the facility.  Any significant planned or unplanned downtime may affect not only production, and therefore sales, but also capital expenditures and direct operating expenses, primarily maintenance expenses and fuel and utilities.

Customer Sales.  Our results are affected by customer demand.  When propylene production exceeds customer nominations, we build inventory for future sales or seek opportunities to sell the excess production on the spot market.  When customer nominations exceed our propylene production and we elect not to declare force majeure, we satisfy the shortfall out of inventory or purchase propylene on the spot market.  In certain circumstances, a customer will nominate more than it will actually take in a month.  In those situations, we deliver the excess product into storage and defer the sales recognition until the customer takes actual delivery.  We invoice customers for quantities delivered to the customer and for quantities delivered into storage on the customer’s behalf and are paid by the customer based on its actual monthly nominations.  As a result of the foregoing, customer billings in one month may not result in sales until a future month.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements.  In order to effectively review and assess our historical financial information below, we have also included a description of the components of the various financial statement line items included in this Report.

Sales.  Sales are comprised of propylene sales and by-product sales, which include hydrogen, C4 mix stream and C5+ stream.

Cost of Sales.  Cost of sales represents the costs of propylene and by-products sold.  These costs include the cost of propane, fuel and utilities used in the propylene production process, as well as direct operating expenses and insurance and property tax expenses associated with our facility.  Direct operating expenses include all direct and indirect labor at our facility, materials, supplies, and other expenses associated with the operation and maintenance of the facility.  Depreciation, amortization and accretion expenses, exclusive of amortization of deferred financing fees, as well as equity-based compensation expense for awards granted to operating personnel are also included within cost of sales.  During periods in which our facility operates below normal capacity, we record charges to cost of sales to reflect unabsorbed fixed overhead costs.

General and Administrative Expense.  General and administrative expense includes salary and benefits costs for executive management, accounting and information technology personnel, as well as legal, audit, tax and other professional service costs and charges for equity-based compensation expense.  Also included in general and administrative expense is development expense which includes preliminary engineering and design work for capital projects which do not qualify for capitalization under GAAP.

(Gain) Loss on Derivatives.  Our propane swaps were recorded as derivative assets and liabilities, as applicable, at fair value on our consolidated balance sheets.  Our derivative contracts did not qualify for hedge accounting treatment.  Consequently, the associated realized and unrealized gains and losses were recorded as current expense or income in the consolidated statements of comprehensive income.  Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows until settlement occurs.  For further discussion see “—Liquidity and Capital Resources.”

Index
Interest Expense, net.  Interest expense, net, includes expense incurred on outstanding debt balances, the amortization of loan discount and deferred financing fees and loan commitment expenses under our credit facilities.  Loan commitment expense is comprised of the fees assessed on the unutilized portion of our credit facility.  Interest income results from earnings on available cash balances and is offset against interest expense.

Income Tax Expense.  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax.  This tax represents a tax on gross margin, as adjusted, and is reported as income tax expense in the accompanying statements of comprehensive income.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013		%
	(Unaudited) (Amounts in Thousands)
Sales	$211,916	$159,378	$52,538	33%
Cost of sales	144,496	111,081	33,415	30%
Gross profit	67,420	48,297	19,123	40%
General and administrative expense	10,622	5,321	5,301	100%
(Gain) loss on derivatives, net	—	(5,438)	(5,438)	(100)%
Operating income	56,798	48,414	8,384	17%
Interest expense, net	(6,447)	(6,431)	16	0%
Net income before income tax expense	50,351	41,983	8,368	20%
Income tax expense	(1,084)	(576)	508	88%
Net income	$49,267	$41,407	$7,860	19%

Sales.  For the three months ended June 30, 2014 and 2013, we recognized sales on approximately 314.6 million and 264.6 million pounds of propylene, respectively.  Propylene produced and delivered out of storage increased from 3.2 million pounds in the second quarter of 2013 compared to 20.4 million pounds in the second quarter of 2014.  Also contributing to the increase in sales was an increase in the average polymer grade contract benchmark propylene price.  The average polymer grade contract benchmark propylene price in the three months ended June 30, 2014, was 69.7 cents per pound compared to an average of 63.3 cents per pound for the three months ended June 30, 2013, an increase of 6.4 cents per pound or 10%.

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013		%
	(Unaudited) (Amounts in Thousands)
Propane	$93,980	$70,449	$23,531	33%
Fuel and utilities	12,809	10,498	2,311	22%
Depreciation, amortization and accretion	11,287	10,670	617	6%
Insurance and property taxes	3,940	4,504	(564)	(13)%
Direct operating expenses and other	11,953	8,604	3,349	39%
Total production costs	133,969	104,725	29,244	28%
Purchased propylene	6,139	12,916	(6,777)	(52)%
Change in inventory	4,388	(6,560)	10,948	167%
Cost of sales	$144,496	$111,081	$33,415	30%

Index
Cost of Sales.  Cost of sales was $144.5 million, or approximately 68% of sales for the three months ended June 30, 2014, compared to $111.1 million, or approximately 70% of sales, for the same period during 2013, which represents an increase of $33.4 million.  Propylene production for the second quarter of 2014 totaled approximately 296.0 million pounds of propylene compared to 254.8 million pounds of propylene produced during the second quarter of 2013, which represents an increase in production of approximately 16%.  The primary component of cost of sales was the propane feedstock, which represented approximately 70% and 67% of total production costs for the three months ended June 30, 2014 and 2013, respectively.  An increase in propane pricing from an average of $0.91 per gallon in 2013 to $1.06 per gallon in 2014 combined with an increase in propylene production in the second quarter of 2014 compared to the same period in 2013 resulted in an increase in propane expense of $23.5 million.  In the second quarter of 2013, we purchased propylene from third parties for $12.9 million in anticipation of our October 2013 triennial turnaround as compared to $6.1 million of propylene purchased from third parties in the second quarter of 2014.  The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production.  This amount fluctuated with our average cost of production and the amount of product inventory we carried.

During the quarter ended June 30, 2013, we recognized a gain of approximately $3.9 million for insurance recoveries for losses incurred in 2011 related to our gas turbines and 2012 related to a compressor.  We have reported the gain from the insurance recoveries against cost of sales for the three months ended June 30, 2013, as the losses for repairs on the equipment was originally recorded as cost of sales.  Cost of sales for the three months ended June 30, 2013, before the insurance recoveries totaled $115.0 million.

General and Administrative Expense.  General and administrative expense was $10.6 million for the three months ended June 30, 2014, compared to $5.3 million for the three months ended June 30, 2013, which represented an increase of $5.3 million.  The higher general and administrative expense for the three months ended June 30, 2014, was primarily attributable to an additional $6.7 million in expenses related to professional services related to the Merger.

(Gain) Loss on Derivatives.  The net gain on derivatives represented the net realized and unrealized gains and losses on the propane swaps.  We recorded the propane swaps at fair value using observable inputs based on market data obtained from independent sources.  Because the propane swaps did not qualify for hedge accounting treatment, the mark-to-market adjustments were reported in our consolidated statements of comprehensive income.  We incurred no gains or losses associated with propane swaps during the three months ended June 30, 2014, as all swap positions were terminated during the second quarter of 2013.  The net gain on derivatives of $5.4 million for the three months ended June 30, 2013, was comprised of mark-to-market unrealized gains of $44.6 million and realized losses of $39.2 million which were recognized at each monthly settlement date.

Interest Expense, net.  Interest expense of $6.4 million was incurred for the three months ended June 30, 2014, on an average daily debt balance of $365.8 million.  For the three months ended June 30, 2013, we incurred $6.4 million in interest expense on an average debt balance of $365.0 million.  Total interest expense for the three months ended June 30, 2014 and 2013, includes $0.5 million of amortized deferred financing costs.  Loan commitment expense was $0.2 million for the three months ended June 30, 2014 and 2013.

Income Tax Expense.  Income tax expense was $1.1 million for the three months ended June 30, 2014, compared to $0.6 million for the three months ended June 30, 2013, in each case, resulting from income taxes incurred on gross margin with the State of Texas.

Index
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013		%
	(Unaudited) (Amounts in Thousands)
Sales	$431,904	$368,088	$63,816	17%
Cost of sales	306,085	225,204	80,881	36%
Gross profit	125,819	142,884	(17,065)	(12)%
General and administrative expense	15,365	10,758	4,607	43%
(Gain) loss on derivatives, net	—	(1,700)	(1,700)	(100)%
Operating income	110,454	133,826	(23,372)	(17)%
Interest expense, net	(12,885)	(13,549)	(664)	(5)%
Loss on extinguishment of debt	—	(20,446)	(20,446)	(100)%
Net income before income tax expense	97,569	99,831	(2,262)	(2)%
Income tax expense	(1,635)	(1,347)	288	21%
Net income loss	$95,934	$98,484	$(2,550)	(3)%

Sales.  For the six months ended June 30, 2014 and 2013, we recognized sales on approximately 625.3 million and 553.3 million pounds of propylene, respectively.  Propylene produced and delivered out of storage increased from 4.6 million pounds in the six months ended June 30, 2013, compared to 15.2 million pounds in the six months ended June 30, 2014.  Also contributing to the increase in sales was an increase in the average benchmark polymer grade propylene price of 2.3 cents per pound from an average of 69.2 cents per pound for the six months ended June 30, 2013, to an average of 71.5 cents per pound for the six months ended June 30, 2014.  In addition to the increase in propylene sales, by-product sales increased $3.2 million in the six months ended June 30, 2014, compared to the comparable period of 2013 as a direct result of higher propylene production volume in 2014.

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013		%
	(Unaudited) (Amounts in Thousands)
Propane	$217,793	$148,461	$69,332	47%
Fuel and utilities	25,490	19,877	5,613	28%
Depreciation, amortization and accretion	23,818	20,354	3,464	17%
Insurance and property taxes	8,182	8,785	(603)	(7)%
Direct operating expenses and other	22,611	17,931	4,680	26%
Total production costs	297,894	215,408	82,486	38%
Purchased propylene	6,139	27,392	(21,253)	(78)%
Change in inventory	2,052	(17,596)	19,648	112%
Cost of sales	$306,085	$225,204	$80,881	36%

Index
Cost of Sales.  Cost of sales was $306.1 million or 71% of sales for the six months ended June 30, 2014, compared to $225.2 million, or approximately 61% of sales, for the six months ended June 30, 2013.  Total propylene production volume in the six months ended June 30, 2014 and 2013 was 611.5 and 553.7 million pounds of propylene, respectively.  This increase in production volume was driven by unplanned downtime at the facility during the six months ended June 30, 2013.  The primary component of cost of sales was the propane feedstock, which represented 73% and 69% of total production costs for the six months ended June 30, 2014 and 2013, respectively.  The increase in propane expense in 2014 from the first six months of 2013 is partially due to the 10% increase in propylene production volumes in 2014.  Also contributing to the increase in propane expense was a higher average propane price of $1.18 per gallon in 2014 compared to $0.88 per gallon in 2013, an increase of 34%.  In addition, fuel and utilities expense increased $5.6 million or 28% due to the increase in propylene production.  Depreciation, amortization and accretion expense was $23.8 million for the six months ended June 30, 2014, compared to $20.4 million for the six months ended June 30, 2013, an increase of $3.5 million.  The increase in cost of sales was partially offset by a decrease in propylene purchased from third parties from $27.4 million in the first half of 2013 to $6.1 million in the first half of 2014.  In 2013, we purchased significantly more volumes of propylene from third parties in preparation for the planned triennial turnaround in the third quarter of 2013.  The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production, including the cost of propane.  This amount fluctuates with our average cost of production and the amount of product inventory we carry.

During the six months ended June 30, 2013, we recognized a gain of approximately $3.9 million for insurance recoveries for losses incurred in 2011 related to our gas turbines and 2012 related to a compressor.  Of this amount, we received payments of approximately $2.5 million with the remaining $1.4 million reflected as a receivable at June 30, 2013.  All remaining amounts were received in 2013.  We reported the gain from the insurance recoveries against cost of sales for the six months ended June 30, 2013, as the losses for repairs on the equipment was originally recorded as cost of sales.  Cost of sales for the six months ended June 30, 2013, before the insurance recoveries totaled $229.1 million.

General and Administrative Expense.  General and administrative expense was $15.4 million for the six months ended June 30, 2014, compared to $10.8 million for the six months ended June 30, 2013, an increase of $4.6 million.  The increase was primarily attributable to costs incurred in connection with the Merger in the first half of 2014.  This increase was offset by a decrease of $1.1 million for development expense related to potential expansion and profit enhancement projects at our facility.

(Gain) Loss on Derivatives.  The net gain on derivatives of $1.7 million for the six months ended June 30, 2013, was comprised of mark-to-market unrealized gains of $63.1 million and realized losses of $61.4 million which were recognized at each monthly settlement date.  The realized losses incurred during the period consist of $27.0 million for the recurring monthly settlement of the propane swap positions and $34.4 million for the termination of the remaining propane swaps on April 19, 2013.

Interest Expense, Net.  We incurred interest expense of $11.4 million for the six months ended June 30, 2014, on an average daily debt balance of $366.0 million and $11.8 million on an average daily balance of $357.1 million for the six months ended June 30, 2013.  Interest expense for the six months ended June 30, 2014 and 2013 also included $1.0 million and $1.1 million, respectively, of deferred financing cost amortization as well as loan commitment expense for both the six months ended June 30, 2014 and 2013, of $0.4 million.

Loss on Early Extinguishment of Debt.  We recognized a loss on extinguishment of debt of $20.4 million for the six months ended June 30, 2013, related to the refinancing of our 2012 Credit Facilities.  The loss on extinguishment resulted from the write-off of approximately $7.7 million of amortized deferred financing costs associated with the 2012 Credit Facilities, the write-off of $5.8 million of unamortized original issue discount associated with the 2012 Credit Facilities, and the payment of a $6.9 million call premium for the prepayment of the 2012 Term Loan Facility.  See discussion under “Liquidity and Capital Resources.”

Income Tax Expense.  Income tax expense, resulting from income taxes incurred on gross margin with the State of Texas, was $1.6 million for the six months ended June 30, 2014, compared to $1.3 million for the same period in 2013.

Index
Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  There were no changes in our critical accounting policies for the period covered by this Report.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations.  Our principal uses of cash have been and are expected to be for working capital, distributions, capital expenditures and funding our debt service obligations.  We believe that our cash from operations will be adequate to satisfy commercial commitments for the next twelve months and that cash flow together with borrowings under the New Credit Facility (as defined below) will be adequate to fund our planned capital expenditures and working capital needs.

Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flows in the future.  This, to a certain extent, is subject to the prevailing propane-to-propylene spread, natural gas prices and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our credit facilities in amounts sufficient to enable us to finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs.

Our borrowing capacity has been increased.  In connection with the Merger, the MLP Merger and the GP Merger, we assumed a New Credit Facility with an affiliate of New Parent that provides for revolving borrowings of up to $290.0 million.  In addition, a $500 million Demand Note was contributed to Merger Sub and as a result the Merger and the MLP Merger, is an asset of FHRHC.  The Demand Note is payable to us by New Parent.  See the Explanatory Note at the beginning of this Report and Note 10 to the notes to consolidated financial statements included in this Report for additional information.

Capital Spending

During the six months ended June 30, 2014, we incurred capital expenditures of $15.7 million primarily for 109 splitter project, gas turbine upgrades, the replacement of two heat exchangers, and various upgrades and profit improvement projects.  During the six months ended June 30, 2013, we incurred capital expenditures of $24.9 million consisting of catalyst for the turnaround, a fifth gas turbine, costs related to a regen air heater that was replaced during the turnaround and other capital costs related to the turnaround.  Our future capital spending will be determined by new management and our new owner.

Index
Notes and Credit Facilities

Notes and Debt Refinancing.  On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “Notes”), and we amended and extended our prior revolving credit facility (as amended, the “2013 Revolving Credit Facility” and together with the Notes, the “2013 Credit Facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto.  We used the net proceeds from the issuance of the Notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our $350.0 million term loan facility (the “2012 Term Loan Facility”) in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our 2012 Term Loan Facility and (3) pay $3.0 million in commitment fees for the 2013 Revolving Credit Facility and approximately $0.4 million in transaction fees.  In addition, we paid approximately $1.3 million in third-party transaction costs from cash on hand.  The Notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at June 30, 2014.

At June 30, 2014, the indenture governing the Notes and the 2013 Revolving Credit Facility contained certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of the 2013 Revolving Credit Facility to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but as to the senior secured leverage ratio test only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the 2013 Revolving Credit Facility exceeds $120 million.  At June 30, 2014, there were no outstanding borrowings under the 2013 Revolving Credit Facility, and our borrowing capacity was $170 million.  The 2013 Revolving Credit Facility was repaid in full and terminated in connection with the Merger.

Interest Rate and Fees.  The Notes bear interest at a fixed rate of 6.25% per annum, payable on April 1 and October 1.  Prior to the repayment and termination of the 2013 Revolving Credit Facility in connection with the completion of the Merger, the 2013 Revolving Credit Facility bore interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the 2013 Revolving Credit Facility ranged from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR.  The alternate base rate was defined as the greater of the prime rate in effect or the federal funds effective rate in effect plus ½ of 1.0%.  The 2013 Revolving Credit Facility also contained a facility commitment fee at a rate of 0.50% per annum based on the daily unused amount of the commitment amount of $170 million payable in arrears on the last day of March, June, September and December of each year.

Amortization and Final Maturity.  The Notes have a maturity date of April 1, 2020.  Prior to April 1, 2016, we may redeem all or part of the Notes at a redemption price equal to the sum of 100% of the principal amount of the Notes, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.  We may also redeem some or all of the Notes from the period beginning on April 1, 2016 through March 31, 2018, at a premium (expressed as a percentage of principal) plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.  From April 1, 2018 through the maturity date, we may redeem some or all of the Notes at par plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.

Index
Guarantees.  The Notes rank equally in right of payment with all of our existing and future senior indebtedness.  Prior to the merger of PetroLogistics into PL Propylene, the Notes were guaranteed on a senior unsecured basis by PetroLogistics’ wholly owned subsidiary PL Propylene.  The full and unconditional guarantee ranked equally with all of the existing and future senior indebtedness of PL Propylene.  At June 30, 2014, PL Propylene and PetroLogistics Finance Corp. were our only subsidiaries.  At June 30, 2014, PetroLogistics had no independent assets or operations and there were no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan.  Finance Corp. has no material assets and did not conduct any operations.  None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.  The Notes and any future guarantee are effectively subordinated to all of our and such guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the Notes are structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the Notes.  Following the merger of PetroLogistics into PL Propylene, the guarantee of PL Propylene was released.  Flint Hills Resources Houston Chemical, LLC, formerly known as PL Propylene, became a joint and several co-issuer under the Notes with FHR Houston Chemical Finance Corp.

In connection with our refinancing, we wrote off approximately $20.4 million of unamortized deferred financing costs, unamortized issue discount, and retirement premium associated with the prior credit facility in the first half of 2013.  The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statements of comprehensive income for the six month periods ended June 30, 2013.  At June 30, 2014, we had $170.0 million available under the 2013 Revolving Credit Facility.

Termination of the 2013 Revolving Credit Facility and Assumption of the New Credit Facility.  In connection with the Merger, FHR Propylene entered into a $290.0 million unsecured revolving credit facility as the borrower with the lenders party thereto and FHR Liquidity Holdings I, LLC, as administrative agent (the “New Credit Facility”).  PetroLogistics (as successor by merger to FHR Propylene) assumed the rights and obligations of FHR Propylene under the New Credit Facility.  FHRHC (as successor by merger to PetroLogistics) subsequently assumed the rights and obligations of PetroLogistics under the New Credit Facility.  The New Credit Facility matures on July 1, 2020.  The lender under the New Credit Facility is an affiliate of New Parent.  The lender’s obligations under the New Credit Facility, including the obligations to extend credit, are guaranteed by New Parent.  The New Credit Facility is pari passu in right of payment with the Notes.

The New Credit Facility accrues interest, at the election of the borrower, at an alternative base rate or based on LIBOR, in each case, plus an applicable margin.  The applicable margin for the New Credit Facility ranges, based on FHRHC’s credit ratings, from 0.625% to 1.500% for loans bearing interest at LIBOR or from 0.000% to 0.500% for loans bearing interest at the alternate base rate.  The alternate base rate is defined as the greater of the prime rate in effect or the federal funds effective rate in effect plus ½ of 1.0%.  As of the date of this Report, the applicable margin was 0.750% for loans bearing interest at LIBOR or 0.000% for loans bearing interest at the alternative base rate.  The New Credit Facility also contains a facility commitment fee ranging, based on FHRHC’s credit ratings, between a rate of 0.050% to 0.225% per annum based on the daily unused amount of the commitment amount of $290 million payable in arrears on the last day of March, June, September and December of each year.  As of the date of this Report, the facility commitment fee was 0.060%.  The New Credit Facility contains customary affirmative and negative covenants and events of default for financings of this nature for investment grade borrowers.

Upon completion of the Merger, PetroLogistics caused PL Propylene to terminate the 2013 Revolving Credit Facility.  With proceeds of loans borrowed by PetroLogistics under the New Credit Facility, all indebtedness, liabilities and obligations (other than contingent reimbursement and indemnification obligations for which a claim had not been made as of the termination date) were paid in full, and all commitments of the lenders to extend credit under the 2013 Revolving Credit Facility were terminated in full.  No prepayment or early termination penalties or premiums were incurred as a result of the termination of the 2013 Revolving Credit Facility.

Index
Termination of Indenture Covenants Governing the Notes.  Following the Merger, the ratings of the Notes were upgraded by Standard & Poor’s Ratings Services from B to AA- and by Moody’s Investors Service from B2 to A3.  As permitted under the terms of the Indenture governing the Notes, FHRHC delivered an officers’ certificate to the trustee under the Indenture terminating substantially all of the covenants under the Indenture, except for the SEC reporting covenant.

Cash Flows

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2014, was $132.4 million.  This positive cash flow from operating activities resulted from net income of $95.9 million which reflects certain non‑cash items for equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs and deferred income taxes totaling $27.4 million.  Cash flows from operations increased $9.1 million as a result of a net decrease in working capital driven by a $16.5 million decrease in accounts receivable and a $6.8 million decrease in inventory.  These decreases in assets were offset by decreases in accrued liabilities and deferred revenue totaling $3.3 million and $10.0 million, respectively.  Inventory and deferred revenue decreased as a result of an increase in propylene deliveries in the first half of 2014 while accrued liabilities decreased due primarily to the payment of accrued property taxes in January 2014.  Accounts receivable decreased as a result of lower nominations in June 2014 compared to December 2013 and also as a result of a reduction in the average benchmark polymer grade propylene price from 70.5 cents per pound in December 2013 to 67.5 cents per pound in June 2014.

Net cash provided by operating activities for the six months ended June 30, 2013, was $78.9 million.  This positive cash flow from operating activities resulted from net income of $98.5 million which includes certain non‑cash items for unrealized gains on derivatives, equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on extinguishment of debt and deferred income taxes totaling $24.8 million net.  Cash flows from operations was increased by a $5.2 million net decrease in working capital driven primarily by a $13.7 million decrease in accounts receivable and a $30.3 million decrease in prepaid expenses and other current assets for the return of cash held in collateral by the propane swaps counterparty following the termination of the propane swaps.  These working capital decreases were offset by an $18.8 million inventory increase for propylene stored in advance of our 2013 turnaround and a $20.7 million decrease in accounts payable.

Investing Activities.   Net cash used in investing activities for the six months ended June 30, 2014 and 2013, was $15.7 million and $24.9 million, respectively, related to capital expenditures for our facility.

Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2014, was $93.8 million, which resulted from cash distributions to unit holders during the period.

Net cash used in financing activities for the six months ended June 30, 2013, was $38.8 million.  Our cash flows used in financing activities resulted from net borrowings of approximately $6.8 million offset by net cash distributions totaling $44.4 million.  Additionally, we had cash outflows for financing costs of $1.2 million related to the 2013 Credit Facilities.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Index
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates.  Given that our business is currently based entirely in the U.S., we are not directly exposed to foreign currency exchange rate risk.

Commodity Price Risk

Propylene sales constitute substantially all of our sales.  Propylene is a commodity, and its price can be cyclical and highly volatile.  The price of propylene depends on a number of factors, including general economic conditions, cyclical trends in end-user markets and supply and demand balances.  The customers under our propylene sales contracts (Dow, Total, BASF, INEOS and LyondellBasell) each pay market-based prices for propylene, and a significant decrease in propylene prices would have a material adverse effect on revenue generated from these customers.

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales.  The price of propane is correlated to the price of crude oil and is influenced by the price of natural gas.  The prices for crude oil and natural gas are cyclical and volatile, and as a result, the price of propane can be cyclical and volatile.  The propane export market may also impact the price of propane.  According to the U.S. Energy Information Administration, propane exports increased significantly during 2013.

If propane costs increase, the market price of propylene may not rise correspondingly or at all.  Timing differences between propane prices, which may change daily, and the market price of propylene, which is set monthly, may narrow the propane-to-propylene spread and thus reduce our cash flow, which reduction could be material.  Assuming annual sales of 1.3 billion pounds, a one cent increase (decrease) in the propane-to-propylene spread results in an annual increase (decrease) of $13 million in gross margin and approximately $0.09 per unit in distributable cash flow on an annual basis.  We obtain all of the propane we need from a single supplier through its propane pipeline system, which is connected to the natural gas liquids and refined products storage hub at Mt. Belvieu.  The price that we pay our supplier for propane fluctuates based on market prices.  Propane prices could increase significantly in the future.  In addition, following the expiration of our current propane supply contract, the price of storage and transportation of propane to our site is subject to change and could adversely impact our financial results.

The raw materials we consume, such as natural gas, electricity and nitrogen, are generally commodity products that are readily available at market prices.  We generally enter into supply agreements with particular suppliers, but disruptions of existing supply arrangements could substantially impact our profitability.  If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary materials from other sources.  In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes.  Any interruption in the supply of raw materials will increase our costs or decrease our sales, which will reduce our cash flow.

An increase in the price of natural gas could narrow the propane-to-propylene spread in two ways, each adversely affecting our gross margins.  First, a significant increase in natural gas prices could be accompanied by an increase in the price of NGLs such as ethane.  An increase in ethane prices could cause ethylene producers to favor the use of naphtha as a feedstock.  Because the use of naphtha as a feedstock in the ethylene production process results in significantly more propylene as co-product than ethane, the result would be an increase in propylene production by ethylene plants.  The increased supply of propylene would in turn exert downward pressure on the price of propylene, adversely affecting the price we obtain for the propylene we produce, both in the spot market and pursuant to our customer contracts, which are market-based.

Second, an increase in the price of natural gas may be accompanied by an increase in the price of propane, as the majority of propane is derived from natural gas production, thereby further narrowing the propane-to-propylene spread and reducing our gross margins.

Index
Our supply agreements typically provide for market-based pricing and provide us no protection against price volatility.  If the costs of any of our feedstock or raw materials rise, the market price of propylene may not rise correspondingly or at all.  Timing differences between our feedstock or raw material prices, which may change daily, and the market price of propylene, which is set monthly, may have a negative effect on our cash flow.  Any cost increase could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Commencing October 2011 through March 2012, we entered into propane swaps with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock.  Under the terms of the propane swaps, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”).  Beginning in January 2012, and at the conclusion of each subsequent month through the May 2013 cancellation date, we performed a calculation to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”).  If the actual percentage exceeded the contractual percentage under the propane swaps, we were owed a sum by the propane swaps counterparty.  If the contractual percentage exceeded the actual percentage under the propane swaps, we owed a sum to the propane swaps counterparty.

Upon the closing of the IPO, we entered into the omnibus agreement and the pledge agreement, pursuant to which PL Manufacturing and the PL Manufacturing Members, through our General Partner, assumed all of our benefits and obligations under the propane swaps.  Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps were to be distributed, through our General Partner, to the PL Manufacturing Members, and any amounts that we were required to pay under the propane swaps were contributed back to us as a capital contribution by the PL Manufacturing Members.  On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013.

During the three months ended March 31, 2013, we recorded capital contributions from PL Manufacturing and the PL Manufacturing Members of $22.1 million for reimbursement of realized losses incurred on the propane swaps for the first quarter of 2013.  These contributions were funded through reductions in the distributions we paid in May 2013 to PL Manufacturing and the PL Manufacturing Members on the common units they own.

In the future, management may elect to use derivative commodity instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with certain of our operating activities.

Interest Rate Risk

Our Notes bear interest at a fixed interest rate while the 2013 Revolving Credit Facility had a variable interest rate based on an underlying base rate plus an applicable margin.  The applicable margin ranged from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR.  The alternate base rate was defined as the greater of the prime rate in effect or the federal funds effective rate in effect plus 1/2 of 1%.  At June 30, 2014, we had no outstanding borrowings under the 2013 Revolving Credit Facility.  The 2013 Revolving Credit Facility was terminated in connection with the Merger.

The applicable margin for the New Credit Facility ranges, based on FHRHC’s credit ratings, from 0.625% to 1.500% for loans bearing interest at LIBOR or from 0.00% to 0.50% for loans bearing interest at the alternate base rate.  The alternate base rate is defined as the greater of the prime rate in effect or the federal funds effective rate in effect plus ½ of 1.0%.  As of the date of this Report, the applicable margin was 0.750% for loans bearing interest at LIBOR or 0.000% for loans bearing interest at the alternative base rate.  The New Credit Facility also contains a facility commitment fee ranging, based on FHRHC’s credit ratings, between a rate of 0.050% to 0.225% per annum based on the daily unused amount of the commitment amount of $290 million payable in arrears on the last day of March, June, September and December of each year.  As of the date of this Report, the facility commitment fee was 0.060%.

Index
Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the rules and forms and (2) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  We note that the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Because of its inherent limitations, management does not expect that our disclosure control and our internal control over financial reporting will prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can only provide reasonable, not absolute assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any within the Company, have been detected.

There have not been any changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II–OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS.

On June 2, 2014, a putative class action complaint by unitholders of PetroLogistics, captioned Klemesrud v. PetroLogistics LP, et al., C.A. No. 9723-VCP, which we refer to as the "Klemesrud Action," was filed in the Court of Chancery of the State of Delaware.  Between June 4 and June 25, 2014, two additional putative class action complaints by unitholders of PetroLogistics, captioned Swanson v. PetroLogistics LP, et al., C.A. No. 9737-VCP, which we refer to as the "Swanson Action," and Henry v. PetroLogistics LP, et al., C.A. No. 9759-VCP, which we refer to as the "Henry Action," were filed in the Delaware Court, and three additional putative class action complaints by unitholders of PetroLogistics, captioned Basaraba v. PetroLogistics LP, et al., No. 4:14-cv-1558, which we refer to as the "Basaraba Action," Wolfson v. PetroLogistics LP, et al., No. 4:14-cv-1723, which we refer to as the "Wolfson Action," and Maggi v. Petrologistics, LP, et al., No. 4:14-cv-1786, which we refer to as the “Maggi Action,” were filed in the United States District Court for the Southern District of Texas, Houston Division.  Each of the complaints names PetroLogistics and the General Partner, the members of the board of directors of the General Partner, Propylene Holdings LLC, New Parent and Merger Sub as defendants, and the complaints in the Klemesrud Action and the Henry Action also name Koch Industries, Inc. or Koch Industries, LLC as defendants.  In each of the complaints, the plaintiffs generally allege that the members of the board of directors of the General Partner breached their duties to the unitholders of PetroLogistics by entering into the Merger Agreement and further allege that the other defendants aided and abetted the alleged breaches of duty by the members of the board of directors of the General Partner.  The Henry Action also alleges that the defendants breached the terms of our partnership agreement, and the Wolfson Action and the Maggi Action allege that the defendants violated Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934 by issuing an information statement that omits and/or misrepresents material information concerning the Merger.  In each of the complaints, the plaintiffs seek, among other things, to enjoin the Merger and/or money damages.

No plaintiff in any of the actions sought injunctive relief before the merger closed.  The Company intends to vigorously defend these lawsuits.

Item 5.  OTHER INFORMATION.

On August 11, 2014, the Board of Managers of FHRHC approved a new Code of Ethics for Financial Officers to comply with its obligations under rules of the Securities and Exchange Commission.  The Code of Ethics for Financial Officers is filed as Exhibit 14.1 to this Quarterly Report on Form 10-Q.

Index
Item 6.  EXHIBITS

(a)            Exhibits.

Exhibit No.	Document
3.1	Certificate of Formation, as amended, of Flint Hills Resources Houston Chemical, LLC.

3.2	Third Amended and Restated Limited Liability Company Agreement of Flint Hills Resources Houston Chemical, LLC.

14.1	Code of Ethics for Financial Officers.

31.1	Certification of Chief Executive Officer of Flint Hills Resources Houston Chemical, LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Flint Hills Resources Houston Chemical, LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Flint Hills Resources Houston Chemical, LLC pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition.

* Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Index
SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLINT HILLS RESOURCES HOUSTON CHEMICAL, LLC
August 11, 2014
	By:	/s/ Bradley J. Razook
Bradley J. Razook
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony J. Sementelli
Anthony J. Sementelli
Chief Financial Officer
(Principal Financial Officer)